Form 10-Q
period 1996-09-30
SWIFT ENERGY PENSION PARTNERS 1992-B LTD
filed 1996-11-13
CIK 891091

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________________ to _________________

                       Commission File number: 33-37983-09


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

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                                                  PAGE


      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1996 and December 31, 1995                                                         3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1996 and 1995                             4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995                                             5

            Notes to Financial Statements                                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                           8

PART II.    OTHER INFORMATION                                                                                      10


SIGNATURES                                                                                                         11

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                                 BALANCE SHEETS

                                                                                         September 30,        December 31,
                                                                                             1996                 1995
                                                                                       ---------------      --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,222       $        1,186
              Nonoperating interests income receivable                                         90,213              124,541
                                                                                       --------------       --------------
                   Total Current Assets                                                        91,435              125,727
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        5,712,742            5,709,090
         Less-Accumulated amortization                                                     (3,947,055)          (3,665,865)
                                                                                       --------------       --------------
                                                                                            1,765,687            2,043,225
                                                                                       --------------       --------------
                                                                                       $    1,857,122       $    2,168,952
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $        8,052       $      216,172
                                                                                       --------------       --------------

         Partners' Capital                                                                  1,849,070            1,952,780
                                                                                       --------------       --------------
                                                                                       $    1,857,122       $    2,168,952
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                              ---------------------------------  ---------------------------------
                                                    1996             1995              1996               1995
                                              ---------------   --------------   --------------    ---------------
REVENUES:
   Income from non operating interests        $       208,943   $       102,434  $       600,079   $       373,835
   Interest income                                        453                17            1,267                38
                                              ---------------   ---------------  ---------------   ---------------
                                                      209,396           102,451          601,346           373,873
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        84,132           234,738          281,190           760,391
   General and administrative                          26,723            28,802           82,082            80,904
                                              ---------------   ---------------  ---------------   ---------------
                                                      110,855           263,540          363,272           841,295
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        98,541   $      (161,089) $       238,074   $      (467,422)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
    per unit                                  $           .02   $          (.03) $           .05   $          (.09)
                                              ===============   ===============  ===============   ===============


                 See accompanying note to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                ---------------------------------------
                                                                                     1996                      1995
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      238,074          $      (467,422)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     281,190                  760,391
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income
          receivable                                                                    34,328                  (36,565)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                     (208,120)                    (410)
                                                                                --------------          ---------------
               Net cash provided by (used in) operating activities                     345,472                  255,994
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperaring interests in oil
      and gas properties                                                               (15,490)                 (74,279)
    Proceeds from sales of nonoperating interests in oil
      and gas properties                                                                11,838                       --
    Payable related to property capital costs                                               --                  202,263
                                                                                --------------          ---------------
               Net cash provided by (used in) investing activities                      (3,652)                 127,984
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (341,784)                (383,941)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        36                       37
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,186                    1,122
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,222          $         1,159
                                                                                ==============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $          882          $           326
                                                                                ==============          ===============




                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1995 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                  Generally, all continuing costs (including general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the Interest Holders and 15 percent to the general partners. After partnership payout, as defined in the Partnership Agreement, continuing costs and revenues will be shared 75 percent by the Interest Holders, and 25 percent by the general partners.

(3)  Significant Accounting Policies -

      Use of Estimates --

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

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                  The Partnership computes the provision for amortization of oil and gas properties on the units-of-production method. Under this method, the provision is calculated by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated proved oil and gas reserves at the beginning of the period.

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

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

      The Partnership was formed for the purpose of investing in nonoperating interests in producing oil and gas properties located with the continental United States and Canada. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and results of operations. When the Partnership was formed, it commenced its "acquisition" phase, with all funds placed in short-term investments until required for the acquisition of nonoperating interests. Therefore, the interest earned on these pre-acquisition investments becomes the primary cash flow source for initial Interest Holder distributions. As the Partnership acquires nonoperating interests in producing properties, net cash from ownership of nonoperating interests becomes available for distribution, along with the investment income. After all partnership funds have been expended on nonoperating interests in producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, income from nonoperating interests in oil and gas sales generates substantially all revenues, and distributions to Interest Holders reflect those revenues less all associated partnership expenses. The Partnership may also derive proceeds from the sale of nonoperating interests in acquired oil and gas properties, when the sale of such interests is economically appropriate or preferable to continued operations.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 104 percent in the current quarter of 1996 when compared to the third quarter in 1995. Oil and gas sales increased $118,767 or 71 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 84 percent or $1.08/MCF and in oil prices of 76 percent or $9.12/BBL had a significant impact on partnership performance. Also, current quarter oil production decreased 36 percent when compared to third quarter 1995 production volumes, partially offsetting the effect of the increased gas and oil prices.

      Associated amortization expense decreased 1 percent or $1,094.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the third quarter of 1995 for $149,512 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties based on the prices in effect at the filing date, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 60 percent in the current period of 1996 when compared to the corresponding period in 1995. Oil and gas sales increased $210,085 or 34 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 63 percent or $4.85/MCF and in oil prices of 38 percent or $4.85/BBL were major contributing factors to the increased revenues for the period. Also, current period oil production decreased 37 percent when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

      Associated amortization expense decreased 3 percent or $9,279.

      The Partnership recorded an additional provision in amortization in the first nine months of 1995 for $469,922 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                               SWIFT ENERGY PENSION
                                               PARTNERS 1992-B, LTD.
                                               (Registrant)

                                    By:        SWIFT ENERGY COMPANY
                                               Managing General Partner


Date:  November 6, 1996             By:        /s/ John R. Alden
       ----------------                        --------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:  November 6, 1996             By:        /s/ Alton D. Heckaman, Jr.
       ----------------                        --------------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer