Form 10-Q
period 1997-03-31
SWIFT ENERGY PENSION PARTNERS 1992-B LTD
filed 1997-05-14
CIK 891091

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

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

                                  (281)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1997 and December 31, 1996                   3

            Statements of Operations

                - Three month periods ended March 31, 1997 and 1996      4

            Statements of Cash Flows

                - Three month periods ended March 31, 1997 and 1996      5

            Notes to Financial Statements                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 8

PART II.    OTHER INFORMATION                                            9


SIGNATURES                                                              10

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,          December 31,
                                                                                            1997                 1996
                                                                                       --------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       82,640       $      121,831
              Nonoperating interests income receivable                                        269,117              190,289
              Other                                                                             5,872                   --
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       357,629              312,120
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        5,600,643            5,579,011
         Less-Accumulated amortization                                                     (4,123,860)          (4,030,753)
                                                                                       ---------------     ----------------
                                                                                            1,476,783            1,548,258
                                                                                       ---------------     ----------------
                                                                                       $    1,834,412       $    1,860,378
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        8,858       $        6,925
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  1,825,554            1,853,453
                                                                                       ---------------     ----------------
                                                                                       $    1,834,412       $    1,860,378
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                      1997               1996
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $       253,397   $       177,859
             Interest income                                                               1,292               396
                                                                                 ---------------   ---------------
                                                                                         254,689           178,255
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                 93,107           102,180
             General and administrative                                                   29,487            26,929
                                                                                 ---------------   ---------------
                                                                                         122,594           129,109
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $       132,095   $        49,146
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1997                       $           .03
                                              ===============
         March 31, 1996                       $           .01
                                              ===============


                 See accompanying note to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                 --------------------------------------
                                                                                      1997                   1996
                                                                                 ---------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $        132,095        $        49,146
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        93,107                102,180
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                  (78,828)                 4,619
        (Increase) decrease in other current assets                                       (5,872)                    --
        Increase (decrease) in accounts payable
          and accrued liabilities                                                             --                (55,295)
                                                                                  --------------         --------------
                 Net cash provided by (used in) operating activities                     140,502                100,650
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests
           in oil and gas properties                                                     (21,632)                (1,770)
        Proceeds from sale of nonoperating interests
           in oil and gas properties                                                          --                  1,238
        Increase (decrease) in payable related to excess costs                             1,933                     --
                                                                                  --------------         --------------
                 Net cash provided by (used in) investing activities                     (19,699)                  (532)
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions to partners                                                    (159,994)              (100,112)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (39,191)                     6
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         121,831                  1,186
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $         82,640        $         1,192
                                                                                  ==============         ==============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $             --        $           692
                                                                                  ==============         ==============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited, except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  Organization and Terms of Partnership Agreement -

                  Swift Energy Pension Partners 1992-B, Ltd., a Texas limited partnership ("the Partnership"), was formed on June 30, 1992, for the purpose of purchasing net profits interest, overriding royalty interests and royalty interests (collectively, "nonoperating interests") in producing oil and gas properties within the continental United States and Canada. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The sole limited partner of the Partnership is Swift Depositary Company, which has assigned all of its beneficial (but not of record) rights and interest as limited partner to the investors in the Partnership ("Interest Holders"), in the form of Swift Depositary Interests ("SDIs").

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

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                  The Partnership computes the provision for amortization of oil and gas properties on the unit-ofs-production method. Under this method, the provision is calculated by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves at the beginning of the period.

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

(4)  Related-Party Transactions -

                  The Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Operating Partners 1992-B, Ltd. ("Operating Partnership"), an affiliated partnership managed by Swift for the purpose of acquiring working interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Operating Partnership will convey to the Partnership nonoperating interests in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Partnership's proportionate share of the property acquisition costs.

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

RESULTS OF OPERATIONS

     Income from nonoperating interests increased 42 percent in the first quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales increased $70,745 or 27 percent in the first quarter of 1997 when compared to the same period in 1996, primarily due to increased gas and oil prices. An increase in gas prices of 22 percent or $.45/MCF and in oil prices of 9 percent or $1.49/BBL had a significant impact on partnership performance. Also, first quarter gas volumes increased 21 percent further contributing to the increased revenues. Current quarter oil production declined 32 percent when compared to first quarter 1996 production volumes, partially offsetting the effect of increased gas and oil prices.

      Associated amortization expense decreased 9 percent or $9,073.

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


                                            SWIFT ENERGY PENSION
                                            PARTNERS 1992-B, LTD.
                                            (Registrant)

                                 By:        SWIFT ENERGY COMPANY
                                            Managing General Partner


Date:     May 5, 1997            By:        /s/ John R. Alden
          -----------                       ---------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:     May 5, 1997            By:        /s/ Alton D. Heckaman, Jr.
          -----------                       ---------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer