Form 10-Q
period 1997-06-30
SWIFT ENERGY PENSION PARTNERS 1992-B LTD
filed 1997-08-13
CIK 891091

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                               to

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                             3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                  4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                  5

            Notes to Financial Statements                                                         6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                          9

PART II.    OTHER INFORMATION                                                                    11


SIGNATURES                                                                                       12

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       55,926       $      121,831
              Nonoperating interests income receivable                                        180,514              190,289
              Other                                                                             6,318                   --
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       242,758              312,120
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        5,598,811            5,579,011
         Less-Accumulated amortization                                                     (4,187,128)          (4,030,753)
                                                                                       ---------------     ----------------
                                                                                            1,411,683            1,548,258
                                                                                       ---------------     ----------------
                                                                                       $    1,654,441       $    1,860,378
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        7,615       $        6,925
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  1,646,826            1,853,453
                                                                                       ---------------     ----------------
                                                                                       $    1,654,441       $    1,860,378
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                      Three Months Ended                 Six Months Ended
                                                           June 30,                          June 30,
                                              ---------------------------------  --------------------------------
                                                    1997             1996            1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        80,215   $       213,276  $       333,613   $       391,135
   Interest income                                      1,189               419            2,480               814
                                              ---------------   ---------------  ---------------   ---------------
                                                       81,404           213,695          336,093           391,949
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        63,268            94,878          156,375           197,058
   General and administrative                          23,884            28,431           53,371            55,359
                                              ---------------   ---------------  ---------------   ---------------
                                                       87,152           123,309          209,746           252,417
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        (5,748)  $        90,386  $       126,347   $       139,532
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $           .02  $           .02   $           .03
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                               ----------------------------------------
                                                                                     1997                    1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      126,347          $       139,532
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     156,375                  197,058
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                  9,775                   80,618
        (Increase) decrease in other current assets                                     (6,318)                      --
        Increase (decrease) in accounts payable
          and accrued liabilities                                                           --                 (207,590)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              286,179                  209,618
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (19,800)                  (8,670)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                             --                   11,839
    Increase (decrease) in payable related to excess costs                                 690                       --
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                              (19,110)                   3,169
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (332,974)                (212,766)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (65,905)                      21
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       121,831                    1,186
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       55,926          $         1,207
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $           --          $           882
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 62 percent in the second quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales declined $129,983 or 46 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 28 percent in gas production and 31 percent in oil production had a significant impact on partnership performance. Also, current quarter gas prices declined 17 percent or $.36/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

     Associated amortization expense decreased 33 percent or $31,610.

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 15 percent in the current period when compared to the corresponding period in 1996. Oil and gas sales decreased $59,238 or 11 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 32 percent in oil production and 5 percent in gas production were major contributing factors to the decreased revenues for the period. Increased gas prices of 6 percent or $.12/MCF partially offset the production declines.

      Associated amortization expense decreased 21 percent or $40,683.

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


                                          SWIFT ENERGY PENSION
                                          PARTNERS 1992-B, LTD.
                                          (Registrant)

                               By:        SWIFT ENERGY COMPANY
                                          Managing General Partner

Date:     August 4, 1997       By:        /s/ John R. Alden
          --------------                  --------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:     August 4, 1997       By:        /s/ Alton D. Heckaman, Jr.
          --------------                  --------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer