Form 10-Q
period 1997-09-30
SWIFT ENERGY PENSION PARTNERS 1992-B LTD
filed 1997-11-13
CIK 891091

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ___________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                  PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996    4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                    5

      Notes to Financial Statements                                                 6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                  9

PART II.    OTHER INFORMATION                                                      11


SIGNATURES                                                                         12

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       35,125       $      121,831
              Nonoperating interests income receivable                                        170,382              190,289
              Other                                                                             6,786                   --
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       212,293              312,120
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        5,604,237            5,579,011
         Less-Accumulated amortization                                                     (4,242,359)          (4,030,753)
                                                                                       ---------------     ----------------
                                                                                            1,361,878            1,548,258
                                                                                       ---------------     ----------------
                                                                                       $    1,574,171       $    1,860,378
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        6,534       $        6,925
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  1,567,637            1,853,453
                                                                                       ---------------     ----------------
                                                                                       $    1,574,171       $    1,860,378
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                      Three Months Ended                Nine Months Ended
                                                        September 30,                      September 30,
                                              ---------------------------------  ---------------------------------
                                                    1997              1996            1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from non operating interests        $       114,894   $       208,943  $       448,507   $       600,079
   Interest income                                        976               453            3,456             1,267
                                              ---------------   ---------------  ---------------   ---------------
                                                      115,870           209,396          451,963           601,346
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        55,231            84,132          211,606           281,190
   General and administrative                          20,980            26,723           74,351            82,082
                                              ---------------   ---------------  ---------------   ---------------
                                                       76,211           110,855          285,957           363,272
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        39,659   $        98,541  $       166,006   $       238,074
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .01   $           .02  $           .03   $           .05
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                               ----------------------------------------
                                                                                     1997                    1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      166,006          $       238,074
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     211,606                  281,190
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 19,907                   34,328
        (Increase) decrease in other current assets                                     (6,786)                      --
        Increase (decrease) in accounts payable
          and accrued liabilities                                                           --                 (208,120)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     390,733                  345,472
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperaring interests in oil and gas properties                      (25,226)                 (15,490)
    Proceeds from sales of nonoperating interests in oil
      and gas properties                                                                    --                   11,838
    Increase (decrease) in payable related to excess costs                                (391)                      --
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     (25,617)                  (3,652)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (451,822)                (341,784)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (86,706)                      36
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       121,831                    1,186
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       35,125          $         1,222
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $           882
                                                                               ===============          ===============



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

(3)  Significant Accounting Policies -

      Use of Estimates --

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Certain reclassifications have been made to prior year amounts to conform to the present year presentation.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 45 percent in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $101,616 or 36 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 29 percent in gas production and 28 percent in oil production had a significant impact on partnership performance. Also, current quarter oil prices declined 45 percent or $9.45/BBL when compared to third quarter 1996 oil prices, further contributing to decreased revenues.

      Associated amortization expense decreased 34 percent or $28,901.

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 25 percent in the current period of 1997 when compared to the corresponding period in 1996. Oil and gas sales decreased $160,854 or 19 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 12 percent in gas production and 31 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 5 percent or $.11/MCF parially offset the production declines.

      Associated amortization expense declined 25 percent or $69,584.

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


                                       SWIFT ENERGY PENSION
                                       PARTNERS 1992-B, LTD.
                                       (Registrant)

                            By:        SWIFT ENERGY COMPANY
                                       Managing General Partner


Date:  November 4, 1997     By:        /s/ John R. Alden
       ----------------                ----------------------------------------
                                       John R. Alden
                                       Senior Vice President, Secretary
                                       and Principal Financial Officer

Date:  November 4, 1997     By:        /s/ Alton D. Heckaman, Jr.
       ----------------                ----------------------------------------
                                       Alton D. Heckaman, Jr.
                                       Vice President, Controller
                                       and Principal Accounting Officer