Form 10-K405
period 1997-12-31
SWIFT ENERGY PENSION PARTNERS 1992-B LTD
filed 1998-03-25
CIK 891091

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to ___________________


                         Commission File number 0-21616


                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                    (Exact name of registrant as specified in
                     its Certificate of Limited Partnership)

         TEXAS                                       76-6078396
(State of Organization)                 (I.R.S. Employer Identification No.)


                         16825 Northchase Dr., Suite 400
                              Houston, Texas 77060
                                 (281) 874-2700
          (Address and telephone number of principal executive offices)


                 Securities registered pursuant to Section 12(b)
                                  of the Act:
                                      None

                 Securities registered pursuant to Section 12(g)
                                   of the Act:
                       5,062,025 Limited Partnership Units


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  X    No
                                        ---

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

                       Documents Incorporated by Reference

Document                                      Incorporated as to

    Registration Statement No. 33-37983         Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1997

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

         The Partnership is principally engaged in the business of acquiring nonoperating interests (i.e., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1997, the Partnership had expended or committed to expend 100% of the Interest Holders' commitments in the acquisition of and development nonoperating interests in producing properties, which properties are described under Item 2, Nonoperating Interests in Properties" below. The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1997 the Operating Partnership had conveyed to the Registrant a 37% net profits interest burdening certain depths of all producing properties acquired by the Operating Partnership thereunder. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.


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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1997, Swift had 194 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.


Item 2.  Nonoperating Interests in Properties

         As of December 31, 1997, the Partnership has acquired nonoperating interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The Weatherford Field is in Custer County, Oklahoma in the Anadarko Basin (Barney et al acquisition). The Weatherford Field produces primarily natural gas and condensate and accounts for 44% of the value.

         2. The Eakly Field is in Custer County, Oklahoma in the Anadarko Basin (Barney et al acquisition). The Eakly Field produces primarily natural gas and condensate and accounts for 33% of the value.

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

Production and Sales Price

         The following table summarizes the volumes of the Partnership's net nonoperating interests in oil and gas production expressed in MCFs. Equivalent MCFs are obtained by converting oil to gas on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas. Average Net Nonoperating Interest Price per Equivalent MCF is determined by dividing the related oil and gas revenue from nonoperating interests by the equivalent MCF's.

                                          Net Production
                               -----------------------------------
                                       For the Years Ended
                                           December 31,
                               -----------------------------------
                                1997         1996           1995
                               ------       -------        -------
Net Volumes (Equivalent MCFs)  333,979      435,253        491,898

Average Net Nonoperating
   Interest Price per
   Equivalent MCF              $1.66        $1.68          $0.95

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1997, 1996 and 1995. The Partnership does not itself own a direct interest in proved reserves. The proved reserve estimates shown below represent an estimate of the proved reserves owned by the Operating Partnership equal to the percentage net profits interest conveyed to the Partnership by the Operating Partnership. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                                      December 31,
                                    ------------------------------------------------------------------------------
                                            1997                          1996                        1995
                                    ---------------------       ----------------------       ---------------------
                                                  Natural                     Natural                      Natural
                                      Oil          Gas           Oil            Gas            Oil           Gas
                                    -------      --------       -------      ---------       -------      --------
                                    (BBLS)        (MMCF)        (BBLS)         (MMCF)         (BBLS)        (MMCF)
Proved developed
   reserves at end of year           19,442         1,512        43,120          1,479        66,167         1,904
                                    -------         -----       -------          -----       -------         -----
Proved reserves
   Balance at beginning
     of year                         48,255         1,827        71,474          2,064       135,763         2,482

   Extensions, discoveries
     and other additions                 --            --            --             --         1,339            45

   Revisions of previous
     estimates                      (15,245)          337        (7,016)           232       (45,781)          (89)

   Sales of minerals in
     place                           (2,188)          (71)       (3,235)          (111)         (179)           --

   Production                        (8,399)         (284)      (12,968)          (358)      (19,668)         (374)
                                    -------         -----       -------          -----       -------         -----

   Balance at end of year            22,423         1,809        48,255          1,827        71,474         2,064
                                    -------         -----       -------          -----       -------         -----


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

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.


         The following table summarizes by acquisition the Registrant's proved reserves equal to the percentage net profits interests conveyed by the Operating Partnership and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1997:

                                                                 Reserves
                                                             December 31, 1997
                                                           ---------------------

                                                                         Natural                  Wells
                                                         Oil               Gas             ------------------------
Acquisition                State(s)                     (BBLS)           (MMCF)            Gross              Net
-----------                ---------                    ------           -------           ------           -------
Maxus                      WY                            2,920                --               11             0.056
Barney, et al              AL, AR, CO,
                           LA, MS, OK,
                           TX                           19,503             1,809              304             4.692
                                                       -------             -----             ----             -----
                                                        22,423             1,809              315             4.748
                                                       -------             -----             ----             -----


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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1997 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1997 and the date of this report.

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

Holders

         As of December 31, 1997, there were 532 Interest Holders holding SDIs in the Partnership.

Distributions

         The Partnership generally makes distributions to Interest Holders on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ended December 31, 1996 and 1997, the Partnership distributed a total of $382,200 and $481,000, respectively, to the holders of its SDIs. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of SDIs can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1998, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, should be read in conjunction with the financial statements included in Item 8:

                                 1997            1996                1995             1994             1993
                              -----------    ------------        ------------     ------------     ------------
Revenues              $       610,639    $       849,546    $       566,329     $     947,095    $   1,410,728
Income (Loss)         $       251,391    $       376,995    $      (414,874)    $    (771,866)   $     482,848
Total Assets          $     1,539,916    $     1,860,378    $     2,168,952     $   2,852,169    $   4,577,600
Cash Distributions    $       573,656    $       476,322    $       475,116     $     953,168    $   1,121,408
Long Term Obligations $            --    $            --    $            --     $          --    $          --
Interest Holders' Net
  Income(Loss)Per SDI $           .04    $           .05    $          (.07)    $        (.21)   $         .06
Interest Holders'
  Cash Distribution
  Per SDI             $           .10    $           .08    $           .08     $         .16    $         .18


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $532,372, $466,888 and $598,918 in 1997, 1996 and 1995, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Capital expenditures in 1997, 1996 and 1995, totaled $24,879, $24,250 and $124,188, respectively. Cash distributions to partners totaled $573,656, $476,322 and $475,116 in 1997, 1996 and 1995, respectively.

Results of Operations

         Income from nonoperating interests decreased 28 percent in 1997 over 1996. Oil and gas sales decreased 23 percent in 1997 vs. 1996. Production volumes decreased 23 percent due to a 21 percent gas production decrease and a 35 percent oil production decline. The decrease in production, due in part to accelerated production declines on mature wells, had a significant impact on partnership performance. The partnership's sale of several low value properties also had an impact on partnership performance. An increase in the 1997 gas prices of 11 percent or $.25/MCF partially offset the production declines.

         Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Total amortization expense decreased 30 percent in 1997 when compared to 1996, primarily due to the 23 percent production volume decrease. No additional provision for amortization was recorded in 1997 or 1996.

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.


         Income from nonoperating interests increased 50 percent in 1996 over 1995. Oil and gas sales increased 29 percent in 1996 vs. 1995. Increases in both 1996 gas and oil prices were major contributors to the increased revenues. The Partnership experienced an increase in gas prices of 56 percent or $.82/MCF and an increase in oil prices of 35 percent or $4.71/BBL. Production volumes decreased 12 percent due to a 34 percent oil production decrease and a 4 percent gas production decline. The partnership's sale of several low value properties had an impact on partnership performance. The production declines partially offset the effect of increased oil and gas prices impacting partnership performance.

         Total amortization expense for 1996 decreased 58 percent or $502,800 when compared to 1995. Normal amortization expense decreased 8 percent or $32,877 in 1996 when compared to 1995, relating to the 12 percent decrease in production volumes.

         The partnership recorded an additional provision in amortization in 1995 of $469,923, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

         During 1998, Partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 1998, the Managing General Partner anticipates that the Partnership sharing ratio will continue to be 85:15.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of February 18, 1998 regarding the directors and executive officers of Swift.

                                           Position(s) with
         Name             Age          Swift and Other Companies
         ----             ---          -------------------------
                                  DIRECTORS

A. Earl Swift             64      Chief Executive Officer and
                                  Chairman of the Board

Virgil N. Swift           69      Executive Vice President - Business
                                  Development, Vice Chairman of the Board

G. Robert Evans           66      Director of Swift; Chairman of the Board,
                                  Material Sciences Corporation;
                                  Director, Consolidated Freightways, Inc.,
                                  Fibreboard  Corporation,   Elco  Industries,
                                  and Old Second Bancorp

Raymond O. Loen           73      Director of Swift; President, R. O. Loen
                                  Company

Henry C. Montgomery       62      Director of Swift; Chairman of the Board,
                                  Montgomery Financial Services Corporation;
                                  Director, Southwall Technology Corporation

Clyde W. Smith, Jr.       49      Director of Swift; President, Somerset
                                  Properties, Inc.

Harold J. Withrow         70      Director of Swift

                                  EXECUTIVE OFFICERS

Terry E. Swift            42      President, Chief Operating Officer

John R. Alden             52      Senior Vice President - Finance,
                                  Chief Financial Officer and Secretary

Bruce H. Vincent          50      Senior Vice President - Funds Management

James M. Kitterman        53      Senior Vice President - Operations

Joe A. D'Amico            49      Senior Vice President- Exploration and
                                  Development

Alton D. Heckaman, Jr.    40      Vice President - Finance and
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

Item 13.  Certain Relationships and Related Transactions

         As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers or directors, and thus has not engaged in any transactions in which any such person had an interest. The Partnership is permitted to engage in certain transactions with Swift as Managing General Partner and VJM as Special General Partner, subject to extensive guidelines and restrictions as described in the "Conflicts of Interest" section of the Prospectus contained in the Registration Statement, which is incorporated herein by reference.

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


                                     III-2

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                   PAGE NO.
                                                                      --------
               Report of Independent Public Accountants                 IV-3

               Balance Sheets as of December 31, 1997 and 1996          IV-4

               Statements of Operations for the years ended
                  December 31, 1997, 1996 and 1995                      IV-5

               Statements of Partners' Capital for the years ended
                  December 31, 1997, 1996 and 1995                      IV-6

               Statements of Cash Flows for the years ended
                  December 31, 1997, 1996 and 1995                      IV-7

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.


Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1997 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Interest Holders of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Swift Energy Pension Partners 1992-B, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Pension Partners 1992-B, Ltd., (a Texas limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Pension Partners 1992-B, Ltd., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.






                                   ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1998

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                                                                            1997                 1996
                                                                                       ---------------     ----------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      144,789       $      121,831
              Nonoperating interests income receivable                                        159,704              190,289
              Other                                                                             7,031                   --
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       311,524              312,120
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        5,514,769            5,579,011
         Less-Accumulated amortization                                                     (4,286,377)          (4,030,753)
                                                                                       ---------------     ----------------
                                                                                            1,228,392            1,548,258
                                                                                       ---------------     ----------------
                                                                                       $    1,539,916       $    1,860,378
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        8,728       $        6,925
                                                                                       ---------------     ----------------

         Interest Holders' Capital (5,062,025 Interest Holders's SDIs;
                                    $1.00 per SDI)                                          1,483,894            1,787,565
         General Partners' Capital                                                             47,294               65,888
                                                                                       ---------------     ----------------
                   Total Partners' Capital                                                  1,531,188            1,853,453
                                                                                       ---------------     ----------------
                                                                                       $    1,539,916       $    1,860,378
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995






                                                                      1997             1996              1995
                                                                ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests                           $       606,574  $       847,196   $       563,816
   Interest income                                                        4,065            2,350             2,513
                                                                ---------------  ---------------   ---------------
                                                                        610,639          849,546           566,329
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization -
         Normal provision                                               255,624          364,888           397,765
         Additional provision                                                --               --           469,923
   General and administrative                                           103,624          107,663           113,515
                                                                ---------------  ---------------   ---------------
                                                                        359,248          472,551           981,203
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $       251,391  $       376,995   $      (414,874)
                                                                ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                  Interest         General          Combining
                                                  Holders          Partners         Adjustment           Total
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1994                         $     2,646,835   $        42,729  $       153,206     $    2,842,770

Income (Loss)                                        (368,883)           62,517         (108,508)          (414,874)

Cash Distributions                                   (424,000)          (51,116)              --           (475,116)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1995                               1,853,952            54,130           44,698          1,952,780
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                         265,562           105,880            5,553            376,995

Cash Distributions                                   (382,200)          (94,122)              --           (476,322)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1996                               1,737,314            65,888           50,251          1,853,453
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                         187,818            74,062          (10,489)           251,391

Cash Distributions                                   (481,000)          (92,656)              --           (573,656)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1997                         $     1,444,132   $        47,294  $        39,762     $    1,531,188
                                              ===============   ===============  ===============    ===============



Interest Holders' net income (loss)
    per SDI

      1995                                    $          (.07)
                                              ===============
      1996                                    $           .05
                                              ===============
      1997                                    $           .04
                                              ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                       1997             1996              1995
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                                $       251,391   $       376,995  $      (414,874)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                       255,624           364,888          867,688
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                   30,585           (65,748)         (60,669)
        (Increase) decrease in other current assest                                       (7,031)               --               --
        Increase (decrease) in accounts payable                                            1,803          (209,247)          206,773
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                    532,372           466,888          598,918
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                        (24,879)          (24,250)        (124,188)
    Proceeds from sales of nonoperating interests in oil and gas properties               89,121           154,329              450
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                     64,242           130,079         (123,738)
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (573,656)         (476,322)        (475,116)
                                                                                 ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      22,958           120,645               64
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         121,831             1,186            1,122
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $       144,789   $       121,831  $         1,186
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

         Generally, all continuing costs (including general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the Interest Holders and 15 percent to the general partners. After partnership payout, as defined in the Partnership Agreement, continuing costs and revenues will be shared 75 percent by the Interest Holders, and 25 percent by the general partners. Payout had not occurred as of December 31, 1997.

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

Nonoperating Interests in Oil and Gas Properties --

         The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements.

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

Cash and Cash Equivalents --

         Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

Reclassifications --

         Certain reclassifications have been made to the prior year balances to conform with the current year presentation.

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -

         Effective June 30, 1992, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Operating Partners 1992-B, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs, as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1997, 1996 and 1995, the Partnership acquired nonoperating interests in producing oil and gas properties for $24,879, $24,249 and $124,188, respectively.

         During 1995, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for amortization of $469,923. In addition, the Interest Holders' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1995, resulting in a valuation allowance of $357,177. This amount is included in the income (loss) attributable to the limited partners shown in the statement of partners' capital together with a "combining adjustment" for the difference between the Interest Holders' valuation allowance and the Partnership's full cost ceiling write down. The "combining adjustment" changes quarterly as the Partnership's total amortization provision is more or less than combined amortization provision attributable to the general partners and Interest Holders.

(4) Related Party Transactions -

         During 1997, 1996 and 1995, the Partnership paid Swift $75,920, $75,930 and $88,585, respectively, as a general and administrative overhead allowance.

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         During 1997, 1996 and 1995, the Partnership also paid Swift an incentive amount, as defined in the Partnership Agreement, for services rendered to the Partnership. Such amounts totaled $8,423 in 1997, $12,180 in 1996 and $5,708 in 1995 and are included in general and administrative expenses.

(5) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the Interest Holders could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1997, 1996 and 1995 was $487,255, $805,442 and $266,401, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

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

         In the normal course of business, the Partnership extends credit, primarily in the form of monthly oil and gas sales receivables, to various companies in the oil and gas industry which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

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


                                             SWIFT ENERGY PENSION
                                             PARTNERS 1992-B, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      February 10, 1998                 By:      s/b A. Earl Swift
           -----------------                 -----------------------------------
                                             A. Earl Swift
                                             Chief Executive Officer

Date:      February 10, 1998                 By:      s/b John R. Alden
           -----------------                 -----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      February 10, 1998                 By:      s/b Alton D. Heckaman, Jr.
           -----------------                 -----------------------------------
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

                                             SWIFT ENERGY PENSION
                                             PARTNERS 1992-B, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      February 10, 1998                 By:      s/b A. Earl Swift
           -----------------                 -----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:      February 10, 1998                 By:      s/b Virgil N. Swift
           -----------------                 -----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.


Date:      February 10, 1998                 By:      s/b G. Robert Evans
           -----------------                 -----------------------------------
                                             G. Robert Evans
                                             Director

Date:      February 10, 1998                 By:      s/b Raymond O. Loen
           -----------------                 -----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      February 10, 1998                 By:      s/b Henry C. Montgomery
           -----------------                 -----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      February 10, 1998                 By:      s/b Clyde W. Smith, Jr.
           -----------------                 -----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      February 10, 1998                 By:      s/b Harold J. Withrow
           -----------------                 -----------------------------------
                                             Harold J. Withrow
                                             Director