Form 10-Q
period 1998-06-30
SWIFT ENERGY PENSION PARTNERS 1992-B LTD
filed 1998-08-14
CIK 891091

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to ______________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                      PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                  3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997       4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                       5

            Notes to Financial Statements                                              6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                               8

PART II.    OTHER INFORMATION                                                         10


SIGNATURES                                                                            11

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      177,026       $      144,789
              Nonoperating interests income receivable                                        104,832              159,704
              Other                                                                            10,419                7,031
                                                                                       ---------------     ----------------
                  Total Current Assets                                                        292,277              311,524
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        5,385,188            5,514,769
         Less-Accumulated amortization                                                     (4,381,326)          (4,286,377)
                                                                                       ---------------     ----------------
                                                                                            1,003,862            1,228,392
                                                                                       ---------------     ----------------
                                                                                       $    1,296,139       $    1,539,916
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        6,798       $        8,728
                                                                                       ---------------     ----------------

         Interest Holders' Capital (5,062,025 Interest Holders' SDIs;
                                   $1.00 per SDI)                                           1,266,170            1,483,894
         General Partners' Capital                                                             23,171               47,294
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                   1,289,341            1,531,188
                                                                                       ---------------     ----------------
                                                                                       $    1,296,139       $    1,539,916
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        61,026   $        80,215  $       142,746   $       333,613
   Interest income                                      2,658             1,189            4,522             2,480
                                              ---------------   ---------------  ---------------   ---------------
                                                       63,684            81,404          147,268           336,093
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        46,049            63,268           94,949           156,375
   General and administrative                          21,403            23,884           42,708            53,371
                                              ---------------   ---------------  ---------------   ---------------
                                                       67,452            87,152          137,657           209,746
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        (3,768)  $        (5,748) $         9,611   $       126,347
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $            --  $            --   $           .02
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                    1998                     1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $        9,611          $       126,347
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      94,949                  156,375
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 54,872                    9,775
        (Increase) decrease in other current assets                                     (3,388)                  (6,318)
        Increase (decrease) in accounts payable                                         (1,930)                     690
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              154,114                  286,869
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (19,529)                 (19,800)
    Proceeds from sales of nonoperating interests in oil and gas properties            149,110                       --
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                              129,581                  (19,800)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (251,458)                (332,974)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    32,237                  (65,905)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       144,789                  121,831
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      177,026          $        55,926
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

Nonoperating Interests In Oil and Gas Properties --

                  The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $154,114 and $286,869 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sales proceeds totaled $149,110 for the six months ended June 30, 1998. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $251,458 and $332,974 for the six months ended June 30, 1998 and 1997, respectively.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 24 percent in the second quarter of 1998 when compared to the same quarter in 1997. Oil and gas sales declined $37,651 or 25 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil production. Gas production decreased 24 percent and oil production declined 18 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in the fourth quarter of 1997 and the Cotton Plant Field in Caldwell Parish, Louisiana during the first quarter of 1998 had an impact on 1998 partnership production volumes. Also, current quarter oil prices declined 42 percent or $6.82/BBL, further contributing to decreased revenues. Declines in revenues were partially offset by an increase in gas prices of 22 percent or $.40/MCF when compared to second quarter 1997 prices.

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Associated amortization expense decreased 27 percent or $17,219 in 1998 compared to second quarter 1997, also related to the decline in production volumes.

Six Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 57 percent in the first six months of 1998 when compared to the same period in 1997. Oil and gas sales declined $230,783 or 48 percent in the first six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased gas and oil production. Gas production decreased 37 percent and oil production declined 28 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in the fourth quarter of 1997 and the Cotton Plant Field in Caldwell Parish, Louisiana during the first quarter of 1998 had an impact on 1998 partnership production volumes. Also, current period oil and gas prices declined 44 percent or $7.49/BBL and 7 percent or $.15/MCF, respectively, further contributing to decreased revenues.

      Associated amortization expense decreased 39 percent or $61,426 in 1998 compared to the first six months of 1997, also related to the decline in production volumes.

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

Date:     August 4, 1998    By:        /s/ John R. Alden
          --------------               ---------------------------------
                                       John R. Alden
                                       Senior Vice President, Secretary
                                       and Principal Financial Officer

Date:     August 4, 1998    By:        /s/ Alton D. Heckaman, Jr.
          --------------               ---------------------------------
                                       Alton D. Heckaman, Jr.
                                       Vice President, Controller
                                       and Principal Accounting Officer