Form 10-Q
period 1999-03-31
SWIFT ENERGY PENSION PARTNERS 1992-B LTD
filed 1999-05-11
CIK 891091

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1999 and December 31, 1998                   3

            Statements of Operations

                - Three month periods ended March 31, 1999 and 1998      4

            Statements of Cash Flows

                - Three month periods ended March 31, 1999 and 1998      5

            Notes to Financial Statements                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                10

PART II.    OTHER INFORMATION                                           11


SIGNATURES                                                              12

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,          December 31,
                                                                                            1998                 1997
                                                                                       --------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      169,480       $      119,051
              Nonoperating interests income receivable                                         85,097               94,949
              Nonoperating receivable due to property disposition                                  --               80,249
              Other                                                                            12,568               10,332
                                                                                       ---------------      ---------------
                  Total Current Assets                                                        267,145              304,581
                                                                                       ---------------      ---------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        5,321,804            5,316,058
         Less-Accumulated amortization                                                     (4,493,888)          (4,464,902)
                                                                                       ---------------      ---------------
                                                                                              827,916              851,156
                                                                                       ---------------      ---------------
                                                                                       $    1,095,061       $    1,155,737
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       11,803       $       11,789
                                                                                       ---------------      ---------------

         Interest Holders' Capital (5,062,025 Interest Holders' SDIs;
                                   $1.00 per SDI)                                           1,065,003            1,120,675
         General Partners' Capital                                                             18,255               23,273
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                   1,083,258            1,143,948
                                                                                       ---------------      ---------------
                                                                                       $    1,095,061       $    1,155,737
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                      1999               1998
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $        28,471   $        81,720
             Interest income                                                               2,685             1,865
                                                                                 ---------------   ---------------
                                                                                          31,156            83,585
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                 28,986            48,900
             General and administrative                                                   25,716            21,306
                                                                                 ---------------   ---------------
                                                                                          54,702            70,206
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $       (23,546)  $        13,379
                                                                                 ===============   ===============

         Limited Partners' net income (loss)
             per SDI

         March 31, 1999                       $            --
                                                 ============
         March 31, 1998                       $            --
                                                 ============


                 See accompanying note to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                 --------------------------------------
                                                                                      1999                   1998
                                                                                 ---------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $        (23,546)       $        13,379
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        28,986                 48,900
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                    9,852                (87,653)
        (Increase) decrease in other current assets                                       78,013                 (1,815)
        Increase (decrease) in accounts payable                                               14                 (2,443)
                                                                                  --------------         --------------
                 Net cash provided by (used in) operating activities                      93,319                (29,632)
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests in oil and gas properties                     (5,769)               (13,979)
        Proceeds from sale of nonoperating interests in oil and gas properties                23                126,493
                                                                                  --------------         --------------
                 Net cash provided by (used in) investing activities                      (5,746)               112,514
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions to partners                                                     (37,144)              (137,404)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      50,429                (54,522)
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         119,051                144,789
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        169,480        $        90,267
                                                                                  ==============         ==============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited, except for the balance sheet at December 31, 1998 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by (used in) operating activities totaled $93,319 and $(29,632) for the three months ended March 31, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $126,493 for the three months ended March 31, 1998. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $37,144 and $137,404 for the three months ended March 31, 1999 and 1998, respectively.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      Income from nonoperating interests decreased 65 percent in the first quarter of 1999 when compared to the same quarter in 1998. Oil and gas sales declined $67,944 or 50 percent in the first quarter of 1999 when compared to the corresponding quarter in 1998, primarily due to decreased gas and oil production in conjunction with lower gas prices. Current quarter gas and oil production declined 36 percent and 39 percent, respectively, when compared to first quarter 1998 production volumes. The production decline was due to the partnership's sale of several properties in the first quarter of 1998. Gas prices declined 19 percent or $.37 to an average $1.63/MCF while oil prices remained flat at an average $10.02/BBL for the quarter.

      Corresponding production costs per equivalent MCF increased 13 percent in the first quarter of 1999 compared to the first quarter of 1998, however, total production costs decreased 29 percent, relating to the property sales in the first quarter of 1998.

      Total amortization expense decreased 41 percent or $19,914 in 1999 compared to first quarter 1998, also related to the decline in production volumes.

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


Date:     May 5, 1999            By:        /s/ John R. Alden
          -----------                       ---------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:     May 5, 1999            By:        /s/ Alton D. Heckaman, Jr.
          -----------                       ---------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer